Form 10QSB
period 2007-03-31
JC Acquisition Corp.
filed 2007-05-15
CIK 1390031

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission file number 000-52479

JC ACQUISITION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8308283
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

c/o Jay Chernikoff 10115 East Bell Road Suite 107-126 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 622-4519

No change
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No

JC ACQUISITION CORP.

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements:

Condensed Balance Sheet - March 31, 2007 (unaudited)	1

Condensed Statements of Operations for the cumulative period during the development stage January 17, 2007 (inception) to March 31, 2007 (unaudited)	2

Condensed Statement of Changes in Stockholder’s Deficiency for the cumulative period during the development stage January 17, 2007 (inception) to March 31, 2007 (unaudited)	3

Condensed Statements of Cash Flows for the cumulative period during the development stage January 17, 2007 (inception) to March 31, 2007 (unaudited)	4

Notes to the Condensed Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	10

PART II - OTHER INFORMATION:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6. Exhibits	10

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

JC ACQUISITION CORP.
(A Development Stage Company)
Condensed Balance Sheet (Unaudited)

March 31, 2007
CURRENT ASSETS:

Cash	$25,000

TOTAL CURRENT ASSETS	$25,000

CURRENT LIABILITIES:

Accounts payable	$28,787

Accrued Interest	208

Loan payable to stockholder	24,900

TOTAL CURRENT LIABILITIES	53,895

STOCKHOLDER’S DEFICIENCY :

Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—

Common stock, $.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding	100

Deficit accumulated during the development stage	(28,995)

TOTAL STOCKHOLDER’S DEFICIENCY	(28,895)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$25,000

See accompanying notes to condensed financial statements.

JC ACQUISITION CORP.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

Cumulative Period from January 17, 2007 (Inception) Through March 31, 2007
REVENUE	$—
General and administrative expenses	(28,787)
Interest Expense	(208)
NET LOSS	$(28,995)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,000,000

See accompanying notes to condensed financial statements.

JC ACQUISITION CORP.
(A Development Stage Company)
Condensed Statement of Changes in Stockholder’s
Deficiency

Cumulative Period from January 17, 2007 (inception) through March 31, 2007 (unaudited)

	Preferred Stock		Common Stock		Deficit Accumulated During the Development	Total Stockholder’s
	Shares	Amount	Shares	Amount	Stage	Deficiency

Balance -
January 18, 2007 Issuance of common stock	—	$—	1,000,000	$100	$—	$100
Net loss	—	—	—	—	(28,995)	(28,995)

Balance-
March 31, 2006 (unaudited)	—	$—	1,000,000	$100	$(28,995)	$(28,895)

See accompanying notes to condensed financial statements.

JC ACQUISITION CORP.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

Cumulative Period from January 17, 2007 (Inception) Through March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	28,787
Increase in accrued interest	208
Net cash used in operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	100
Proceeds from loan payable to stockholder	24,900
Net cash provided by financing activities	25,000

NET INCREASE IN CASH	25,000

Cash at beginning of period	—

CASH AT END OF PERIOD	$25,000

See accompanying notes to condensed financial statements.

JC ACQUISITION CORP.

A Development Stage Company

Notes to the Condensed Financial Statements
March 31, 2007 (unaudited)

1 -        Development Stage Company

JC Acquisition Corp., a development stage company (the “Company”), was incorporated in the State of Delaware on January 17, 2007 and maintains principal offices in Scottsdale, AZ.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.

GOING CONERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company had a net loss of $28,995 during the period from inception (January 17, 2007) through March 31, 2007, and had a working capital deficiency of $28,895 and stockholder’s deficiency of $28,895 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

2 -        Basis of Presentation for Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature.

3 -        Summary of Significant Accounting Policies

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of assets and liabilities, revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash Equivalents:

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet date.

Income Taxes:

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax valuations of assets and liabilities using applicable tax rates for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts to the amount expected to be realized. The provision for income taxes represents the tax payable (or benefit) for the period and the change in deferred tax assets and liabilities during the year.

Loss per Common Share:

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive.  At March 31, 2007, the Company had no potentially dilutive securities.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Accounts payable as reflected in the financial statements approximates fair value because of the short-term maturity of this instrument. The estimated fair value of due to stockholder is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

Adoption of New Accounting Policy:

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) — an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company will file income tax returns in the U.S. federal jurisdiction and various states beginning in 2007.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations, financial position or cash flows.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its results of operations, financial position or cash flows.

4 -        Loan Payable to Stockholder

On January 30, 2007, the Company received a $24,900 loan from Jay Chernikoff, its sole stockholder.  Interest will accrue at a rate of 5.0% per annum until the earlier of the completion of a merger or December 31, 2008.  The loan is unsecured and payable on demand.  At March 31, 2007, the Company was indebted to Mr. Chernikoff on this note in the amount of $25,108, including accrued interest.

5 -        Common Stock

On January 18, 2007, the Company sold one million (1,000,000) shares of common stock to one investor for consideration of $100.

6 -        Preferred Stock

The Company has the authority to issue up to ten million (10,000,000) shares of preferred stock, par value $.0001 per share. Each series shall consist of such number of shares and have such distinctive designation or title as shall be fixed by resolutions of the Board of Directors. There are no shares of preferred stock issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company.  Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Liquidity and Capital Resources

On January 30, 2007, the Company received a $24,900 loan from Jay Chernikoff.  Interest will accrue at a rate of 5.0% per annum until the earlier of the completion of a merger or December 31, 2008.  The loan is unsecured and payable on demand.  At March 31, 2007, the Company was indebted to Mr. Chernikoff in the amount of $25,108, including accrued interest.

At March 31, 2007, the Company had cash of $25,000 resulting from the proceeds of the loan from Mr. Chernikoff and the sale of 1,000,000 shares of Common Stock to Mr. Chernikoff for cash consideration of $100.  There can be no assurance that additional financing will be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company.

Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company had a net loss of $28,995 during the period from inception (January 17, 2007) through March 31, 2007, and had a working capital deficiency of $28,895 and stockholder’s deficiency of $28,895 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company will file income tax returns in the U.S. federal jurisdiction and various states beginning in 2007.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS 159.  FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations, financial position or cash flows.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its (consolidated) financial condition, results of operations, cash flows or disclosures.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, the Company carried out an evaluation, under the supervision of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in internal controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2007, the Company issued 1,000,000 shares of Common Stock to Jay Chernikoff, the sole officer and director of the Company, for aggregate cash consideration of $100.  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.  No services were performed by any purchaser as consideration for the shares issued.

All purchasers represented in writing that they acquired the securities for their own accounts.  A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Exhibits.

Exhibit No.	Description

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007	JC ACQUISITION CORP.

	By:	/s/ Jay Chernikoff
Jay Chernikoff President and Chief Executive Officer